Form 10-Q
period 2008-03-31
Atlas Resources Public #17-2008 (B) L.P.
filed 2008-05-14
CIK 1399541

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-144070-02

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(Name of small business issuer in its charter)

Delaware	20-1466056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange
Act (Check One) Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of March 31, 2008	3

	Statement of Operations for the period March 25, 2008 through March 31, 2008	4

	Statement of Changes in Partners’ Capital for the period March 25, 2008 through March 31, 2008	5

	Statement of Cash Flows for the period March 25, 2008 through March 31, 2008	6

	Notes to Financial Statements	7-9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 4:	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	11

Item 6:	Exhibits	11

SIGNATURES		12

CERTIFICATIONS		13-16

PART I

ITEM 1.  FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
BALANCE SHEET

March 31,
2008
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100
Accounts receivable – affiliate	13,639,100
Total current assets	13,639,200

Oil and gas properties, net	1,941,100
$15,580,300

LIABILITIES AND PARTNERS’ CAPITAL

Asset retirement obligation	$159,200

Partners’ capital:
Managing general partner	342,900
Investor partners (1,509.90 units)	15,078,200
Total partners' capital	15,421,100
$15,580,300

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF OPERATIONS
FOR THE PERIOD March 25, 2008 THROUGH March 31, 2008
(Unaudited)

REVENUES

Natural gas and oil	$—
Total revenues	—

COSTS AND EXPENSES
Accretion of asset retirement obligation	2,600
Total expenses	(2,600)
Net loss	$(2,600)

Allocation of net loss:
Managing general partner	$(800)
Investor partners	$(1,800)
Net loss per investor partnership unit	$(1)

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD March 25, 2008 THROUGH March 31, 2008
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total

Balance at January 1, 2008	$—	$—	$—

Partners capital contributions:
Cash	100	15,080,000	15,080,100
Syndication and offering costs	1,809,600	—	1,809,600
Tangible equipment / leasehold costs	343,600	—	343,600
Total contributions	2,153,300	15,080,000	17,233,300

Syndication and offering costs, immediately charged to capital	(1,809,600)	—	(1,809,600)
	343,700	15,080,000	15,423,700
Participation in revenues and expenses:
Accretion of asset retirement obligation	(800)	(1,800)	(2,600)
Net loss	(800)	(1,800)	(2,600)

Balance at March 31, 2008	$342,900	$15,078,200	$15,421,100

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD March 25, 2008 THROUGH March 31, 2008
(Unaudited)

Cash flows from operating activities:

Net loss	$(2,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of asset retirement obligation	2,600
Net cash provided by operating activities	—

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	(15,080,000)
Net cash used in investing activities	(15,080,000)

Cash flows from financing activities:
Initial capital contribution by MGP	100
Partners' capital contributions	15,080,000
Net cash provided by financing activities	15,080,100

Net increase in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible costs	$319,500
Lease costs	24,100
Syndication and offering costs	1,809,600
$2,153,200

Asset retirement obligation	$156,600

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public 17-2008 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 365 investors. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in Pennsylvania, Tennessee and West Virginia. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of March 31, 2008 and for the period ended March 31, 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the period ended March 31, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008. Partnership operations began on March 25, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period.  Actual results could differ from these estimates.

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2008, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the date indicated:	March 31,
2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$319,500
Wells and related equipment	1,621,600
$1,941,100

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the period ended March 31, 2008 were $2,153,200.

•
As of March 31, 2008, the Partnership has funded $15,080,000 to the MGP for well drilling contracts of which $1,440,800 has been spent to date on well drilling costs and the remaining balance of $13,639,200 is shown as part of Accounts receivable-affiliate, due from the MGP, on the Partnership's Balance Sheet.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2008
(Unaudited)

NOTE 4 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (“FASB”), Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the period indicated are as follows:

Period Ended
March 25, 2008
through
March 31, 2008

Asset retirement obligation at beginning of period	$—
Liabilities incurred from drilling wells	156,600
Accretion expense	2,600
Asset retirement obligation at end of period	$159,200

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on May 7, 2007, with Atlas Resources, LLC as our Managing General Partner, or MGP, to drill natural gas development wells. We have no employees and rely on our MGP for management, which in turn relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), or Atlas Energy, for administrative services. The Partnership operations began on March 25, 2008.

Results of Operations

Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.’s gas gathering system, which is managed by an affiliate of our MGP.  We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We have not recorded any production revenues for the period March 25, 2008 through March 31 2008.

Liquidity and Capital Resources. Cash used in investing activities was $15,080,000 during the period ended March 31, 2008. This was entirely due to well drilling cost paid to our MGP.

Cash provided by financing activities was $15,080,100 during the period ended March 31, 2008. This was due to funds contributed by the investor partners for well drilling costs.

Our MGP may withhold funds for future plugging and abandonment costs.  Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe that our future cash flows from operations and amounts available from borrowings from our MGP or its affiliates, if any, will be adequate to fund our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the investor partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

Recently Issued Financial Accounting Standards

In March 2008, the Financial Accounting Standards Board or FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We are currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure.  There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner (MGP) is not aware of any legal proceedings filed against the Partnership.

Affiliates to the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public 17-2007 (B) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public 17-2007 (B) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement, dated June 27, 2007, File No. 333-144070.

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 17-2008 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 14, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 14, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 14, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer