Form 10-Q
period 2008-06-30
Atlas Resources Public #17-2008 (B) L.P.
filed 2008-08-12
CIK 1399541

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
1550 Coraopolis Heights Rd. 2nd Floor
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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of June 30, 2008	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2008	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2008	5

	Statement of Cash Flows for the Six Months ended June 30, 2008	6

	Notes to Financial Statements	7-10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 4:	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	13

Item 6:	Exhibits	14

SIGNATURES		15

CERTIFICATIONS		16-19

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
BALANCE SHEET

June 30,
2008
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100
Accounts receivable – affiliate	225,200
Total current assets	225,300

Oil and gas properties, net	87,548,800
Construction in progress	83,418,500
$171,192,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$7,200
Total current liabilities	7,200

Asset retirement obligation	1,471,200

Partners’ capital:
Managing general partner	16,225,500
Investors partners (15,368.18 units)	153,488,700
Total partners' capital	169,714,200
$171,192,600

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

REVENUES
Natural gas	$285,700	$285,700
Total revenues	285,700	285,700

COSTS AND EXPENSES
Production	53,400	53,400
Depletion	120,500	120,500
Accretion of asset retirement obligation	45,900	48,500
General and administrative	14,300	14,300
Total expenses	234,100	236,700
Net earnings	$51,600	$49,000

Allocation of net earnings:
Managing general partner	$39,200	$38,400
Investor partners	$12,400	$10,600
Net earnings per investor partnership unit	$1	$0

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED June 30, 2008
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total

Balance at January 1, 2008	$—	$—	$—

Partners capital contributions:
Cash	100	153,478,100	153,478,200
Syndication and offering costs	18,417,400	—	18,417,400
Tangible equipment / leasehold costs	16,187,000	—	16,187,000
Total contributions	34,604,500	153,478,100	188,082,600

Syndication and offering costs, immediately charged to capital	(18,417,400)	—	(18,417,400)
	16,187,100	153,478,100	169,665,200
Participation in revenues and expenses:
Net production revenues	74,300	158,000	232,300
Depletion	(15,800)	(104,700)	(120,500)
General and administrative expenses	(4,600)	(9,700)	(14,300)
Accretion of asset retirement obligations	(15,500)	(33,000)	(48,500)
Net earnings	38,400	10,600	49,000

Balance at June 30, 2008	$16,225,500	$153,488,700	$169,714,200

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30, 2008
Cash flows from operating activities:

Net earnings	$49,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	120,500
Increase in accounts receivable-affiliate	(225,200)
Accretion of asset retirement obligation	48,500
Increase in accrued liabilities	7,200
Net cash provided by operating activities	—

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	(153,478,100)
Net cash used in investing activities	(153,478,100)

Cash flows from financing activities:
Initial capital contribution by MGP	100
Partners' capital contributions	153,478,100
Net cash provided by financing activities	153,478,200

Net increase in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible costs	$13,285,100
Lease costs	2,901,900
Syndication and offering costs	18,417,400
$34,604,400

Asset retirement obligation	$1,422,700

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public 17-2008 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 3,495 investors. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in Pennsylvania, Tennessee and West Virginia. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of June 30, 2008 and for the three months and the period ended June 30, 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the three months and the period ended June 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008. Partnership operations began on March 25, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information.  Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2008, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues.  These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $257,500 at June 30, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance sheet.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the date indicated:	June 30,
2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$2,901,900
Wells and related equipment	84,767,400
87,669,300

Accumulated depletion	(120,500)
$87,548,800

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Policies" ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and the period ended June 30, 2008 were $3,200.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month in 2008, for operating and maintaining the wells. Well supervision fees incurred for the three months and the period ended June 30, 2008 were $16,000.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months and the period ended June 30, 2008 were $28,200.

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the period ended June 30, 2008 were $34,604,400.

•
As of June 30, 2008, the Partnership has funded $153,478,100 to the MGP for well drilling contracts of which $70,059,600 has been spent to date on well drilling costs and the remaining balance of $83,418,500 is shown as part of Construction in progress on the Partnership's Balance Sheet.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheet represents the net production revenues due from the MGP.

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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2008
(Unaudited)

NOTE 4 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the period indicated is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Asset retirement obligation at beginning of period	$159,200	$—
Liabilities incurred from drilling wells	1,266,100	1,422,700
Accretion expense	45,900	48,500
Asset retirement obligation at end of period	$1,471,200	$1,471,200

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners, L.P.’s gas gathering system, which is managed by an affiliate of our MGP.  We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations

Partnership operations began in March 2008. The Partnership's first wells were turned on-line in March 2008, therefore no comparative data is available for the three months and six months ended June 30, 2007.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

Three Months and
Six Months Ended
June 30, 2008
Production revenues (in thousands):
Gas	$286
Oil	$—
Total	$286

Production volumes:
Gas (mcf/day) (1)	247
Oil (bbls/day) (1)	—
Total (mcfe/day) (1)	247

Average sales prices:
Gas (per mcf) (1)	$12.73
Oil (per bbl) (1)	$—

Average production costs:
As a percent of revenues	19%
Per mcfe (1)	$2.38

Depletion per mcfe	$5.37
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $285,700 for the three months and the period ended June 30, 2008. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas. We began receiving production revenues in May 2008, for the period ended June 30, 2008 we recorded production revenues for approximately 26 wells.

Expenses.  Production expenses were $53,400 for the three months and the period ended June 30, 2008. This was due to transportation fees, well supervision fees and other variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 42% for the three months and the period ended June 30, 2008.

General and administrative expenses were $14,300 for the three months and the period ended June 30, 2008. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources. Cash used in investing activities was $153,478,100 during the period ended June 30, 2008. This was entirely due to well drilling cost paid to our MGP.

Cash provided by financing activities was $153,478,200 during the period ended June 30, 2008. This was primarily due to funds contributed by the investor partners for well drilling costs.

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

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Policies" ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for us as of January 1, 2008. We adopted SFAS 159 at January 1, 2008, and have elected not to apply the fair value option to any of our financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued final FASB Staff Position 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to its commodity and interest rate swap derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public 17-2007 (B) L.P. (1)
10.1	Drilling and Operating Agreement for Atlas America Public 17-2007 (B) L.P. (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
____________

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement dated June 27, 2007, File No. 333-144070

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 17-2008 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 12, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 12, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer