Form 10-Q
period 2008-09-30
Atlas Resources Public #17-2008 (B) L.P.
filed 2008-11-13
CIK 1399541

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of September 30, 2008	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2008	4

	Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2008	5

	Statement of Cash Flows for the Nine Months ended September 30, 2008	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
BALANCE SHEET

September 30,
2008
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100
Accounts receivable – affiliate	6,410,100
Short-term hedge receivable due from affiliate	1,678,800
Total current assets	8,089,000

Oil and gas properties, net	222,999,300
Construction in progress	57,408,700
Long-term hedge receivable due from affiliate	533,800
$289,030,800

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$14,900
Short-term hedge liability due to affiliate	138,000
Total current liabilities	152,900

Asset retirement obligation	2,769,700
Long-term hedge liability due to affiliate	2,275,800

Partners’ capital:
Managing general partner	46,959,800
Investor partners (23,644.10 units)	237,073,800
Accumulated other comprehensive loss	(201,200)
Total partners' capital	283,832,400
$289,030,800

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
REVENUES
Natural gas	$7,359,000	$7,644,700
Total revenues	7,359,000	7,644,700

COSTS AND EXPENSES
Production	1,134,200	1,187,600
Depletion	3,504,400	3,624,900
Accretion of asset retirement obligation	77,700	126,200
General and administrative	47,600	61,900
Total expenses	4,763,900	5,000,600
Net earnings	$2,595,100	$2,644,100

Allocation of net earnings:
Managing general partner	$1,558,900	$1,597,300
Investor partners	$1,036,200	$1,046,800
Net earnings per investor partnership unit	$43	$44

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Loss	Total

Balance at January 1, 2008	$—	$—	$—	$—

Partners capital contributions:
Cash	100	236,027,000	—	236,027,100
Syndication and offering costs	25,963,000	—	—	25,963,000
Tangible equipment / leasehold costs	45,362,400	—	—	45,362,400
Total contribution	71,325,500	236,027,000	—	307,352,500

Syndication and offering costs, immediately
charged to capital	(25,963,000)	—	—	(25,963,000)
	45,362,500	236,027,000	—	281,389,500

Participation in revenues and expenses:
Net production revenues	2,163,800	4,293,300	—	6,457,100
Depletion	(503,500)	(3,121,400)	—	(3,624,900)
General and administrative expenses	(20,700)	(41,200)	—	(61,900)
Accretion of asset retirement obligations	(42,300)	(83,900)	—	(126,200)
Net earnings	1,597,300	1,046,800	—	2,644,100

Other comprehensive loss	—	—	(201,200)	(201,200)

Balance at September 30, 2008	$46,959,800	$237,073,800	$(201,200)	$283,832,400

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months
Ended
September 30, 2008
Cash flows from operating activities:
Net earnings	$2,644,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	3,624,900
Accretion of asset retirement obligation	126,200
Increase in accounts receivable-affiliate	(6,410,100)
Increase in accrued liabilities	14,900
Net cash provided by operating activities	—

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	(236,027,000)
Net cash used in investing activities	(236,027,000)

Cash flows from financing activities:
Initial capital contribution by MGP	100
Partners' capital contributions	236,027,000
Net cash provided by financing activities	236,027,100

Net increase in cash and cash equivalents	100
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment	$39,970,700
Lease costs	5,391,700
Syndication and offering costs	25,963,000
$71,325,400

Asset retirement obligation	$2,643,500

The accompanying notes are an integral part of these financial statements

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas Resources Public 17-2008 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 5,073 investors. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in Pennsylvania, Tennessee and West Virginia. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of September 30, 2008 and for the three months and the period ended September 30, 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The results of operations for the three months and the period ended September 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008. Partnership operations began on March 25, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2008, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices.  The Partnership had unbilled trade receivables of $3,721,500 at September 30, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheet.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

Oil and gas properties consist of the following at the date indicated:	September 30,
2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$5,391,700
Wells and related equipment	221,232,500
226,624,200

Accumulated depletion	(3,624,900)
$222,999,300

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2008 were $29,400 and $32,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month in 2008, for operating and maintaining the wells. Well supervision fees incurred for the three months and nine months ended September 30, 2008 were $148,100 and $164,100, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2008 were $907,300 and $935,500, respectively.

•	Asset contributions from the MGP which are disclosed on the Partnership’s Statement of Cash Flows as a non-cash activity for the nine months ended September 30, 2008 were $71,325,400.

•
As of September 30, 2008, the Partnership has funded $236,027,000 to the MGP for well drilling contracts of which $178,618,300 has been spent to date on well drilling costs and the remaining balance of $57,408,700 is shown as part of Construction in progress on the Partnership's Balance Sheet.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership's Balance Sheet represents the net production revenues due from the MGP.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

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

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive loss" and, for the Partnership, include changes in the fair value of hedging contracts related to commodity derivatives. Comprehensive income for the Partnership is as follows for the periods indicated.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Net earnings	$2,595,100	$2,644,100
Other comprehensive loss:
Unrealized holding loss on hedging contracts	(1,308,400)	(1,308,400)
Less: reclassification adjustment for loss realized in net earnings	1,107,200	1,107,200
Total other comprehensive loss	(201,200)	(201,200)
Comprehensive income	$2,393,900	$2,442,900

NOTE 5 - DERIVATIVE INSTRUMENTS

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and oil futures option and collar contracts to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2008, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 7,380,100 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.29 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 23,500 barrels (“Bbls”) of oil, maturing through April 30, 2013 at an average settlement price of $97.62 per Bbl. At September 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheet of $201,200. Of the $201,200 net loss in accumulated other comprehensive loss at September 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,540,800 of a net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $1,742,000 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized losses of and $1,107,200 for the three months and nine months ended September 30, 2008, respectively, in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	502,700	$8.88	$695,400
2009	2,290,300	8.56	817,200
2010	1,710,800	8.14	(590,600)
2011	1,320,500	7.91	(601,800)
2012	886,400	8.13	(213,200)
2013	76,200	8.73	22,500
			$129,500

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	Puts purchased	19,800	$7.50	$4,100
2008	Calls sold	19,800	9.40	—
2009	Puts purchased	12,200	11.00	36,300
2009	Calls sold	12,200	15.35	—
2010	Puts purchased	158,600	7.75	—
2010	Calls sold	158,600	8.75	(30,700)
2011	Puts purchased	366,000	7.50	—
2011	Calls sold	366,000	8.45	(193,400)
2012	Puts purchased	36,600	7.00	—
2012	Calls sold	36,600	8.37	(23,800)
				$(207,500)

Crude Oil Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(Bbl)	(per Bbl)	(Liability) (2)

2008	1,500	$103.67	$3,200
2009	4,000	99.92	(10,100)
2010	3,300	97.31	(23,500)
2011	2,800	96.43	(22,200)
2012	2,300	96.00	(19,100)
2013	600	95.95	(5,100)
			$(76,800)

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(Bbl)	(per Bbl)	(Liability) (2)

2008	Puts purchased	700	$85.00	$100
2008	Calls sold	700	126.44	—
2009	Puts purchased	2,500	85.00	—
2009	Calls sold	2,500	118.63	(5,800)
2010	Puts purchased	2,100	85.00	—
2010	Calls sold	2,100	112.92	(12,900)
2011	Puts purchased	1,800	85.00	—
2011	Calls sold	1,800	110.81	(13,400)
2012	Puts purchased	1,500	85.00	—
2012	Calls sold	1,500	110.06	(11,200)
2013	Puts purchased	400	85.00	—
2013	Calls sold	400	110.09	(3,200)
				$(46,400)

			Total Net Liability	$(201,200)
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheet as follows:

September 30,
2008
Short-term hedge receivable due from affiliate	$1,678,800
Long-term hedge receivable due from affiliate	533,800
Short-term hedge liability due to affiliate	(138,000)
Long-term hedge liability due to affiliate	(2,275,800)
$(201,200)

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Fair Value of Financial Instruments

The Partnership adopted the provisions of SFAS 157 at January 1, 2008. SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157’s hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1– Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2– Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3– Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at September 30, 2008.

	Fair Value Measurements at September 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(201,200)	$—

Total	$—	$(201,200)	$—

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 6 - ASSET RETIREMENT OBLIGATION (Continued)

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008

Asset retirement obligation at beginning of period	$1,471,200	$—
Liabilities incurred from drilling wells	1,220,800	2,643,500
Accretion expense	77,700	126,200
Asset retirement obligation at end of period	$2,769,700	$2,769,700

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

Partnership operations began in March 2008. The Partnership's first wells were turned on-line in March 2008, therefore no comparative data is available for the three months and nine months ended September 30, 2007.

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Production revenues (in thousands):
Gas	$6,997	$7,283
Oil	$362	$362
Total	$7,359	$7,645

Production volumes:
Gas (mcf/day) (3)	6,781	3,438
Oil (bbls/day) (3)	35	17
Total (mcfe/day) (3)	6,991	3,540

Average sales prices:
Gas (per mcf) (1) (3)	$11.22	$11.27
Oil (per bbl) (2) (3)	$113.26	$113.26

Average production costs:
As a percent of revenues	15%	16%
Per mcfe (3)	$1.76	$1.78

Depletion per mcfe	$5.45	$5.45
____________

(1)	The average sales price per mcf before the effects of hedging was $12.95 and $12.94 for the three months and nine months ended September 30, 2008, respectively.
(2)	The average sales price per bbl before the effects of hedging was $121.84 for the three months and nine months ended September 30, 2008, respectively.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $6,997,600 and $7,283,300 for the three months and nine months ended September 30, 2008, respectively. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $361,400 for the three months and nine months ended September 30, 2008, respectively. We expect that our oil revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of oil.

Expenses.  Production expenses were $1,134,200 and $1,187,600 for the three months and nine months ended September 30, 2008, respectively. This was due to transportation fees, well supervision fees and other variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 48% and 47% for the three months and nine months ended September 30, 2008, respectively.

General and administrative expenses were $47,600 and $61,900 for the three months and nine months ended September 30, 2008, respectively. These expenses include third-party costs, audit, tax and other outside services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources. Cash used in investing activities was $236,027,000 during the nine months ended September 30, 2008. This consisted of well drilling cost paid to our MGP.

Cash provided by financing activities was $236,027,100 during the nine months ended September 30, 2008. This consisted of funds contributed by the investor partners for well drilling costs.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements. See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure.  There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

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
_____________

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement dated June 27, 2007, File No. 333-144070

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public 17-2008 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 13, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 13, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer