Form 10-Q
period 2009-06-30
Atlas Resources Public #17-2008 (B) L.P.
filed 2009-08-13
CIK 1399541

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2009 and 2008	4

	Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2009	5

	Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	6

	Notes to Financial Statements	7-16

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21

Item 4:	Controls and Procedures	21-22

PART II.	OTHER INFORMATION

Item 6:	Exhibits	22

SIGNATURES		23

CERTIFICATIONS		24-27

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,500	$8,061,300
Accounts receivable – affiliate	11,166,000	10,769,500
Short-term hedge receivable due from affiliate	6,424,900	10,597,700
Total current assets	17,594,400	29,428,500

Oil and gas properties, net	149,762,400	142,517,100
Construction in progress	—	4,840,000
Long-term hedge receivable due from affiliate	3,863,100	6,787,000
	$171,219,900	$183,572,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$—	$5,200
Short-term hedge liability due to affiliate	20,800	924,300
Total current liabilities	20,800	929,500

Asset retirement obligation	3,397,000	3,298,000
Long-term hedge liability due to affiliate	970,600	831,500

Partners’ capital:
Managing general partner	43,031,800	37,298,200
Limited partners (23,644.10 units)	119,437,800	133,156,200
Accumulated other comprehensive income	4,361,900	8,059,200
Total partners' capital	166,831,500	178,513,600
	$171,219,900	$183,572,600

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Natural gas and oil	$8,486,200	$285,700	$20,404,200	$285,700
Interest income	700	—	5,400	—
Total revenues	8,486,900	285,700	20,409,600	285,700

COSTS AND EXPENSES
Production	2,854,800	53,400	6,575,000	53,400
Depletion	3,730,800	120,500	8,342,100	120,500
Accretion of asset retirement obligation	49,500	45,900	99,000	48,500
General and administrative	119,800	14,300	231,100	14,300
Total expenses	6,754,900	234,100	15,247,200	236,700
Net earnings	$1,732,000	$51,600	$5,162,400	$49,000

Allocation of net earnings:
Managing general partner	$1,047,100	$39,200	$2,993,300	$38,400
Limited partners	$684,900	$12,400	$2,169,100	$10,600
Net earnings per limited partnership unit	$29	$1	$92	$0

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2009	$37,298,200	$133,156,200	$8,059,200	$178,513,600

Participation in revenues and expenses:
Net production revenues	4,634,200	9,195,000	—	13,829,200
Interest income	1,800	3,600	—	5,400
Depletion	(1,532,100)	(6,810,000)	—	(8,342,100)
General and administrative expenses	(77,400)	(153,700)	—	(231,100)
Accretion of asset retirement obligations	(33,200)	(65,800)	—	(99,000)
Net earnings	2,993,300	2,169,100	—	5,162,400

Other comprehensive loss	—	—	(3,697,300)	(3,697,300)

Asset contributions	10,747,400	—	—	10,747,400

Distribution to partners	(8,007,100)	(15,887,500)	—	(23,894,600)

Balance at June 30, 2009	$43,031,800	$119,437,800	$4,361,900	$166,831,500

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$5,162,400	$49,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	8,342,100	120,500
Non-cash loss on derivative value	2,635,000	—
Accretion of asset retirement obligation	99,000	48,500
Increase in accounts receivable-affiliate	(396,500)	(225,200)
(Decrease) increase in accrued liabilities	(5,200)	7,200
Net cash provided by operating activities	15,836,800	—

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	—	(153,478,100)
Net cash used in investing activities	—	(153,478,100)

Cash flows from financing activities:
Initial capital contribution by MGP	—	100
Partner’s capital contributions	—	153,478,100
Distributions to partners	(23,894,600)	—
Net cash (used in) provided by financing activities	(23,894,600)	153,478,200

Net (decrease) increase in cash and cash equivalents	(8,057,800)	100
Cash and cash equivalents at beginning of period	8,061,300	—
Cash and cash equivalents at end of period	$3,500	$100

Supplemental Schedule of non-cash investing and financing activities:

Assets (returned to) contributed by managing general partner:
Tangible equipment	$4,821,200	$13,285,100
Lease costs	—	2,901,900
Intangible drilling costs	5,926,200	—
Syndication and offering costs	(1,529,700)	18,417,400
	$9,217,700	$34,604,400

Asset retirement obligation	$—	$1,422,700

The accompanying notes are an integral part of these financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas Resources Public 17-2008 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 5,074 investors. The Partnership was formed on May 7, 2007 to drill and operate gas wells located primarily in Pennsylvania, Tennessee and West Virginia. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 are unaudited except that the balance sheet at December 31, 2008 is derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. Management has evaluated subsequent events through August 13, 2009, the date the financial statements were issued. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-K for the year ended December 31, 2008. The results of operations for the three months and six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the year ended December 31, 2009. Partnership operations began on March 25, 2008.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. The Partnership’s financial statements are based on a number of significant estimates, including revenue and expense accruals, depletion, fair value of derivative instruments and the probability of financial transactions. Actual results could differ from these estimates.

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2009, the Partnership's MGP's credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $6,066,100 at June 30, 2009 and $8,029,100 at December 31, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and gas properties are recorded at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets' estimated useful lives. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$5,366,700	$5,366,700
Wells and related equipment	297,703,000	282,115,600
	303,069,700	287,482,300

Accumulated depletion	(153,307,300)	(144,965,200)
	$149,762,400	$142,517,100

Construction in Progress of oil and gas properties at December 31, 2008 was $4,840,000 and was subsequently completed and included in the six months ended June 30, 2009 oil and gas properties.

Recently Adopted and Issued Financial Accounting Standards

In June 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Partnership adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership will apply the requirements of SFAS No. 168 to its financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on its financial position or results of operations.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted and Issued Financial Accounting Standards (Continued)

In April 2009, the Financial Accounting Standards Board, (“FASB”) issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Partnership adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends the requirement of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), to require enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. The Partnership adopted the requirements of SFAS No. 161 on January 1, 2009 and it did not have a material impact on its financial position or results of operations (See Note 5).

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission (“SEC”) announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Modernization of Oil and Gas Reporting (Continued)

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty.”

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the Partnership’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a Partnership’s  reserves preparer or auditor based on Society of Petroleum Engineers criteria.

The Partnership will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Partnership is currently in the process of evaluating the new requirements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and six months ended June 30, 2009 were $90,700 and $175,700, respectively. Administrative costs incurred for the three months and the period ended June 30, 2008 were $3,200.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $377 per well per month in 2009 and 2008. For operating and maintaining the wells. Well supervision fees incurred for the three months and six months ended June 30, 2009 were $455,900 and $883,100, respectively. Supervision fees incurred for the three months and the period ended June 30, 2008 were $16,000.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and six months ended June 30, 2009 were $1,169,500 and $2,784,400, respectively. Transportation fees incurred for the three months and the period ended June 30, 2008 were $28,200.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Assets contributed from the MGP which are disclosed on the Partnership’s Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2009 and 2008 were $9,217,700 and $34,604,400, respectively. The $9,217,700 of contributions is net of a $1,529,700 adjustment for syndication and offering costs to reflect actual costs incurred.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

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

NOTE 4 - COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes net earnings and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net earnings, are referred to as "other comprehensive (loss) income" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges. A reconciliation of the Partnership’s comprehensive (loss) income for the periods indicated is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009

Net earnings	$1,732,000	$5,162,400
Other comprehensive loss:
Unrealized holding gain on hedging contracts	879,600	304,200
Less: reclassification adjustment for gains realized in net earnings	(2,751,600)	(4,001,500)
Total other comprehensive loss	(1,872,000)	(3,697,300)
Comprehensive (loss) income	$(140,000)	$1,465,100

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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

The Partnership is exposed to certain risks relating to its ongoing business operations. The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. In accordance with SFAS No. 133, the Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of June 30, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months and six months ended June 30, 2009 and 2008, respectively. There were no gains or losses recognized in income for ineffective derivative instruments for the three months and six months ended June 30, 2009 and 2008, respectively.

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	June 30,	December 31,	Balance Sheet	June 30,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008

Commodity contracts:	Current assets	$6,424,900	$10,597,700	Current liabilities	$(20,800)	$(924,300)
	Long-term assets	3,863,100	6,787,000	Long-term liabilities	(970,600)	(831,500)

Total derivatives under SFAS No. 133		$10,288,000	$17,384,700		$(991,400)	$(1,755,800)

Effects of Derivative Instruments on Statements of Net Earnings:

Derivatives in	Gain Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain Reclassified from OCI into Income (Effective Portion) Three Months Ended
SFAS 133 Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$879,600	$—	Natural gas and oil revenue	$2,751,600	—

Derivatives in	Gain Recognized in OCI on Derivative (Effective Portion) Six Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain Reclassified from OCI into Income (Effective Portion) Six Months Ended
SFAS 133 Cash Flow	June 30,	June 30,	OCI into Income	June 30,	June 30,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$304,200	$—	Natural gas and oil revenue	$4,001,500	$—

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas and crude oil future option and collar contracts to hedge exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2009, the Partnership reflected a net hedge asset on its Balance Sheet of $9,296,600, however unrealized gains of $4,934,700 resulting from impairment charges of the Partnership’s oil and gas properties for the year ended December 31, 2008 results in a net unrealized accumulated gain of $4,361,900. Of the remaining $4,361,900 net unrealized gain in accumulated other comprehensive income at June 30, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $3,556,400 of a net gains to its Statements of Net Earnings over the next twelve month period as these contracts settle, and $805,500 of net gains in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and six months ended June 30, 2009 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	1,207,300	$8.04	$4,437,000
2010	1,667,300	7.71	2,747,900
2011	1,016,900	7.04	815,000
2012	896,300	7.22	492,700
2013	427,800	7.13	3,000
			$8,495,600

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2009	Puts purchased	6,400	$11.00	$44,100
2009	Calls sold	6,400	15.35	—
2010	Puts purchased	173,700	7.84	345,500
2010	Calls sold	173,700	9.01	—
2011	Puts purchased	459,400	6.52	275,400
2011	Calls sold	459,400	7.67	—
2012	Puts purchased	174,900	6.51	—
2012	Calls sold	174,900	7.72	(28,500)
2013	Puts purchased	217,900	6.52	—
2013	Calls sold	217,900	7.81	(68,000)
				$568,500

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	1,700	$99.50	$47,300
2010	2,500	97.40	53,900
2011	2,000	77.46	35,800
2012	1,500	76.86	22,300
2013	400	77.36	6,000
			$165,300

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	1,000	$85.00	$15,200
2009	Calls sold	1,000	116.88	—
2010	Puts purchased	1,500	85.00	22,400
2010	Calls sold	1,500	112.92	—
2011	Puts purchased	1,300	67.22	16,300
2011	Calls sold	1,300	89.44	—
2012	Puts purchased	1,000	65.51	10,600
2012	Calls sold	1,000	91.45	—
2013	Puts purchased	300	65.36	2,700
2013	Calls sold	300	93.44	—
				$67,200

			Total Net Asset	$9,296,600
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

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
June 30, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at June 30, 2009.

	Fair Value Measurements at June 30, 2009 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$9,296,600	$—

Total	$—	$9,296,600	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheets. The following methods and assumptions were used to estimate fair values.

Oil and Gas Property Impairments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Partnership estimates the expected future cash flows from its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Partnership will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There was no impairment charge for the three months and six months ended June 30, 2009 and 2008, respectively, however the Partnership recorded an impairment of $125,158,600 for the year ended December 31, 2008.

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
June 30, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Continued)

Information for assets that are measured at fair value on a nonrecurring basis for the three months ended June 30, 2008 is as follows: There were no assets that were measured at fair value on a non-recurring basis for the three months and six months ended June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Level 3	Total	Level 3	Total

Asset retirement obligations	$1,266,100	$1,266,100	$1,422,700	$1,422,700
Total	$1,266,100	$1,266,100	$1,422,700	$1,422,700

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”) and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Asset retirement obligation at beginning of period	$3,347,500	$159,200	$3,298,000	$—
Liabilities incurred from drilling wells	—	1,266,100	—	1,422,700
Accretion expense	49,500	45,900	99,000	48,500
Asset retirement obligation at end of period	$3,397,000	$1,471,200	$3,397,000	$1,471,200

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a newly formed joint-venture between Atlas Energy’s affiliate, Atlas Pipeline Partners, L.P. (NYSE:APL) and The Williams Companies (NYSE:WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Production revenues (in thousands):
Gas	$8,060	$286	$19,672	$286
Oil	426	—	732	—
Total	$8,486	$286	$20,404	$286

Production volumes:
Gas (mcf/day) (1)	13,348	247	14,904	247
Oil (bbls/day) (1)	96	—	86	—
Total (mcfe/day) (1)	13,924	247	15,420	247

Average sales prices: (2)
Gas (per mcf) (1) (3)	$7.68	$12.73	$8.23	$12.73
Oil (per bbl) (1) (4)	$53.86	$—	$53.12	$—

Average production costs:
As a percent of revenues	34%	19%	32%	19%
Per mcfe (1)	$2.25	$2.38	$2.36	$2.38

Depletion per mcfe	$2.94	$5.37	$2.99	$5.37
____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.
(3)
Average gas prices are calculated by including in total revenue gains previously recognized into income and dividing by the total volume for the period. Gas revenue was adjusted for previously recognized gains of $1,269,400 and $2,540,400 for the three and six months June 30, 2009.

(4)
Average oil prices are calculated by including in total revenue gains previously recognized into income and dividing by the total volume for the period. Oil revenue was adjusted for previously recognized gains of $45,100 and $94,600 for the three and six months June 30, 2009.

Natural Gas Revenues.  Our natural gas revenues were $8,060,400 and $285,700 for the three months ended June 30, 2009 and 2008, respectively, an increase of $7,774,700. The $7,774,700 increase in natural gas revenues for the three months ended June 30, 2009 as compared to the prior year similar period was mostly attributable to an increase in production volumes from more wells being online in the current period versus the prior year similar period. Our production volumes increased to 13,348 mcf per day for the three months ended June 30, 2009 from 247 mcf per day for the three months ended June 30, 2008, an increase of 13,101 mcf per day.

Our natural gas revenues were $19,672,100 and $285,700 for the six months ended June 30, 2009 and 2008, respectively, an increase of $19,386,400. The $19,386,400 increase in natural gas revenues for the six months ended June 30, 2009 as compared to the prior year similar period was mostly attributable to an increase in production volumes from more wells being online in the current period versus the prior year similar period. Our production volumes increased to 14,904 mcf per day for the six months ended June 30, 2009 from 247 mcf per day for the six months ended June 30, 2008, an increase of 14,657 mcf per day.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $425,800 and $732,100 the three months and the six months ended June 30, 2009, respectively.

Expenses.  Production expenses were $2,854,800 and $53,400 for the three months ended June 30, 2009 and 2008, respectively, an increase of $2,801,400. Production expenses were $6,575,000 and $53,400 for the six months ended June 30, 2009 and 2008, respectively, an increase of $6,521,600. These increases were primarily due to higher transportation fees and other variable expenses which are affected by an increase in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 44% and 42% in the three months ended June 30, 2009 and 2008, respectively; and 41% and 42% for the six months ended June 30, 2009 and 2008, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses were $119,800 and $231,100 for the three months and six months ended June 30, 2009, respectively; and $14,300 for the three months and six months ended June 30, 2008, respectively. These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These increases were primarily due to higher third-party costs as compared to the prior year similar period and from more wells being on-line in current period versus the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities was $15,836,800 in the six months ended June 30, 2009. There was no cash provided by operations for the six months ended June 30, 2008. The increase was due to an increase in net earnings before depletion and accretion of $13,385,500 and an increase in the net non-cash loss on derivative values of $2,635,000. In addition, the change in accounts receivable-affiliate decreased operating cash flows by $171,300 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Cash used in investing activities for the six months ended June 30, 2008 consisted of costs paid to our MGP of $153,478,100.

Cash used in financing activities was $23,894,600 for the six months ended June 30, 2009. This was entirely due to distributions to partners. Cash provided by financing activities was $153,478,200 during the period ended June 30, 2008 consisted of funds contributed by the investor partners for well drilling costs.

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

Recently Adopted and Issued Financial Accounting Standards

In June 2009, the FASB issued Statement No. 165, Subsequent Events or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires management of a reporting entity to evaluate events or transactions that may occur after the balance sheet date for potential recognition or disclosure in the financial statements and provides guidance for disclosures that an entity should make about those events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. We adopted the requirements of SFAS No. 165 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification or Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The Codification supersedes all existing non-Securities and Exchange Commission accounting and reporting standards. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will apply the requirements of SFAS No. 168 to our financial statements and will update its disclosure references to the new FASB codification for the interim period ended September 30, 2009 and does not expect it to have a material impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standards Board, or FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly or FSP FAS 157-4. FSP FAS 157-4 applies to all fair value measurements and provides additional clarification on estimating fair value when the market activity for an asset has declined significantly. FSP FAS 157-4 also requires an entity to disclose a change in valuation technique and related inputs to the valuation calculation and to quantify its effects, if practicable. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 157-4 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 require an entity to provide disclosures about fair value of financial instruments in interim financial information. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 107-1 APB 28-1 on April 1, 2009 and its adoption did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, - an amendment of FASB Statement No. 133 or SFAS No. 161. SFAS No. 161 amends the requirement of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, to require enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. We adopted the requirements of SFAS No. 161 on January 1, 2009 and its adoption did not have a material impact on our financial position or results of operations (See Note 5).

Modernization of Oil and Gas Reporting

In December 2008, the Securities and Exchange Commission or SEC announced that it had approved revisions to its oil and gas reporting disclosures by adopting amendments to Rule 4-10 of Regulation S-X and Items 201, 801, and 802 of Regulation S-K. These new disclosure requirements are referred to as “Modernization of Oil and Gas Reporting” and include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end pricing. This should maximize the comparability of reserve estimates among companies and mitigate the distortion of the estimates that arises when using a single pricing date.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. Current rules limit disclosure to only proved reserves.

•	Update and revise reserve definitions to reflect changes in the oil and gas industry and new technologies. New updated definitions include “by geographic area” and “reasonable certainty.”

•	Permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the Partnership’s overall reserve estimation process. Additionally, disclosures are required related to internal controls over reserve estimation, as well as a report addressing the independence and qualifications of a Partnership’s reserves preparer or auditor based on Society of Petroleum Engineers criteria.

We will begin complying with the disclosure requirements in its annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

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

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at June 30, 2009.

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

Atlas Resources Public 17-2008 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 13, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 13, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 13, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath. Chief Accounting Officer