Form 10-K/A
period 2010-12-31
Atlas Resources Public #17-2008 (B) L.P.
filed 2011-08-15
CIK 1399541

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

Explanatory Note
This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends items identified below with respect to the Form 10-K filed by Atlas Resources Public 17-2008 (B) L.P. (the “Partnership”) with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 (the “Original Filing”), is being filed to reflect revisions to Item 2- Properties, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8- Financial Statements Note 10 and Item 9A- Controls and Procedures. Other items presented in the Original Filing are not being amended but are restated without change in this Amendment for ease of reference.
As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Original Filing have been revised, re-executed and re-filed as of the date of this Amendment. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events unless otherwise indicated in this report. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Partnership’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.
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

							Average
Year							Production Cost
Ended	Production			Average Sales Price			(Lifting Cost)
December 31,	Oil (bbls) (1)	Gas (mcf) (1)	Liquids (bbls) (1)	per bbl (1) (3) (5)	per mcf (1)(3) (4)	Liquids (bbl) (1)	per mcfe (1) (2)
2010	15,000	3,192,900	700	$72.37	$6.58	$45.66	$2.30
2009	26,000	4,866,200	200	$58.89	$7.71	$24.60	$2.34

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

The Partnership adopted these revised requirements December 31, 2009.
Our MGP reservoir engineer maintains oversight and compliance responsibility for the internal reserve estimation process and provides oversight for the annual audit of our year-end reserves by our independent third party engineers, Wright and Co. Inc. The MGP reservoir engineer has 11 years of reservoir engineering/management experience and is a member of the Society of Petroleum Engineers
The following tables summarize information regarding our estimated proved natural gas, oil and liquid reserves as of the dates indicated. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible-from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of where deterministic or probabilistic methods are used for the estimation. The estimated reserves include reserves attributable to our direct ownership interests in oil and gas properties. For the years ended December 31, 2010 and 2009, we based our estimates of proved reserves on the 12-month unweighted average price of the first-day-of-the-month price for each calendar month and then applied any basis and British Thermal Units (“btu”) differentials specifically applicable to each oil and gas property based on location and pricing details. The following table summarizes the natural gas, oil and liquid prices used in the estimation of proved reserves:

	December 31,
	2010	2009
Natural gas (per mcf)	$4.38	$3.87
Oil (per bbl)	79.43	61.18
Liquid (per bbl)	50.04	—

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas, oil and liquid that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The preparation of our natural gas and oil reserve estimates were completed in accordance with our prescribed internal control procedures, which include verification of input data delivered to our third-party reserve specialist, as well as a multi-functional management review. For the year ended December 31, 2010, we retained Wright & Company, a third-party, independent petroleum engineering firm, to prepare a report of proved reserves. The reserves report included a detailed review of our properties. Wright & Company’s evaluation was based on more than 35 years of experience in the estimation of and evaluation of petroleum reserves, specified economic parameters, operating conditions, and government regulations applicable as of December 31, 2010. The Wright & Company report, including the qualifications of the chief technical person responsible for the report, attached as Exhibit 99.1 to this Annual Report on Form 10-K/A. Results of production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas, oil and liquid may be different from those estimated by our independent petroleum engineering firm in preparing their reports. The amounts and timing of future operating costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 and standardized measure values as representative of the current or future fair market value of our proved natural gas and oil properties. PV-10 and standardized measure values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for the escalation of expenses. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.
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

(1)
“Proved reserves” are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible-from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations-prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of where deterministic or probabilistic methods are used for the estimation.. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Impairment of oil and gas properties for the years ended December 31, 2010 and 2009 were $82,311,200 and $5,791,800, respectively. Annually, we compare the carrying value of our proved developed oil and gas producing properties to their estimated fair market value. To the extent our carrying value exceeds the estimated fair market value an impairment charge is recognized. As a result of this assessment, impairment charges were recognized for the years ended December 31, 2010 and 2009. This charge is based on declines in natural gas prices in recent period, which stem from inconsistencies in the supply and demand of natural gas in the United States. See “Natural gas revenues” for additional discussion on the effects on our results of operations from the decline in natural gas prices in recent periods. We cannot provide any assurance that similar charges may or may not be taken in future periods.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2010, the Partnership had $1,139,300 in deposits at one bank, of which $1,800 was insured by the Federal Deposit Insurance Corporation. At December 31, 2009, the Partnership had $1,939,700 in deposits at one bank, of which none was insured by the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.
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
Level 1—	Unadjusted quoted prices in active markets for identical unrestricted assets and liabilities that the reporting entity has the ability to access at the measurement date.

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
Level 3—
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
DECEMBER 31, 2010 AND 2009
NOTE 8 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (February 2009) and expiring 60 months from that date. For the year ended December 31, 2010, the MGP was required to subordinate $2,295,800. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $2,295,800 as shown on the statements of changes in partners’ capital for the year ended December 31, 2010
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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

	Natural Gas	Oil	Liquid
	(Mcf)	(Bbls)	(Bbls)
Balance December 31, 2008	48,760,500	89,400	—

Proved developed reserves:
Production	(4,866,200)	(26,000)	—
Revision to previous estimates (1)	(11,095,300)	22,300	—

Balance December 31, 2009	32,799,000	85,700	—
Proved developed reserves:
Production	(3,192,900)	(15,000)	(700)
Revision to previous estimates (1)	(9,080,000)	18,700	2,700

Balance December 31, 2010	20,526,100	89,400	2,000

(1)
The 2010 and 2009 revisions to natural gas are primarily a result of unanticipated production decline to higher than expected water production from multi-zone completions in vertical Marcellus wells. The 2010 and 2009 revision to the oil reserves was primarily attributed to improved production results that positively affected the production decline profile.

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
PART IV
ITEM 15. EXHIBITS
EXHIBIT INDEX

	Description	Location
4(a)	Certificate of Limited Partnership for Atlas Resources Public 17-2008 (B) L.P.	Previously filed in our Form S-1/A on October 10, 2007

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas Resources Public 17-2008 (B) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2007

4(c)	Drilling and Operating Agreement for Atlas Resources Public 17-2008 (B) L.P. (1)	Previously filed in our Form S-1/A on October 10, 2007

23.1	Consent of Wright and Company, Inc.	Previously filed in our Form 10K on March 30, 2011

31.1	Rule 13a-14(a)/15(d) — 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) — 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

99.1	Summary Reserve Report	Previously filed in our Form 10K on March 30, 2011

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement dated June 27, 2007, File No. 333-144070

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas Resources Public 17-2008 (B) L.P.

Atlas Resources, LLC, Managing General Partner
Date: August 15, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2011	By:	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

Date: August 15, 2011	By:	/s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President — Operations

Date: August 15, 2011	By:	/s/ Sean P. McGrath
Sean P. McGrath, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers
An annual report will be furnished to security holders subsequent to the filing of this report.