Form 10-Q
period 2011-09-30
Atlas Resources Public #17-2008 (B) L.P.
filed 2011-11-10
CIK 1399541

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of September 30, 2011 and December 31, 2010	3

Statements of Operations for the Three Months and Nine Months ended September 30, 2011 and 2010	4

Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2011	5

Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19

Item 4: Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	20

Item 6: Exhibits	20

SIGNATURES	21

CERTIFICATIONS

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$993,700	$1,064,700
Accounts receivable — affiliate	4,608,300	3,650,000
Short-term hedge receivable due from affiliate	—	3,100,700

Total current assets	5,602,000	7,815,400

Oil and gas properties, net	39,843,800	43,169,000
Long-term hedge receivable due from affiliate	—	3,032,100
Long-term receivable-affiliate	1,389,400	—

	$46,835,200	$54,016,500

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$109,400	$215,500
Short-term hedge liability due to affiliate	—	37,800

Total current liabilities	109,400	253,300

Asset retirement obligation	6,954,600	6,683,100
Long-term hedge liability due to affiliate	—	545,000

Partners’ capital:
Managing general partner	13,902,500	16,908,000
Limited partners (23,644.10 units)	24,208,400	28,451,500
Accumulated other comprehensive income	1,660,300	1,175,600

Total partners’ capital	39,771,200	46,535,100

	$46,835,200	$54,016,500

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES
Natural gas, oil and liquid gas	$3,289,500	$4,229,700	$10,647,300	$15,674,500
Interest income	200	400	600	1,100

Total revenues	3,289,700	4,230,100	10,647,900	15,675,600

COSTS AND EXPENSES
Production	1,162,600	1,779,900	3,846,400	5,773,900
Depletion	1,046,100	2,658,700	3,361,400	9,530,400
Accretion of asset retirement obligation	100,300	68,000	300,800	204,100
General and administrative	122,100	112,500	365,800	389,300

Total expenses	2,431,100	4,619,100	7,874,400	15,897,700

Net income (loss)	$858,600	$(389,000)	$2,773,500	$(222,100)

Allocation of net income (loss):
Managing general partner	$253,700	$267,900	$916,500	$1,358,900

Limited partners	$604,900	$(656,900)	$1,857,000	$(1,581,000)

Net income (loss) per limited partnership unit	$26	$(28)	$79	$(67)

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2011	$16,908,000	$28,451,500	$1,175,600	$46,535,100

Participation in revenues and expenses:
Net production revenues	1,852,100	4,948,800	—	6,800,900
Interest income	200	400	—	600
Depletion	(701,300)	(2,660,100)	—	(3,361,400)
Accretion of asset retirement obligation	(105,800)	(195,000)	—	(300,800)
General and administrative expenses	(128,700)	(237,100)	—	(365,800)

Net income	916,500	1,857,000	—	2,773,500

Other comprehensive income	—	—	484,700	484,700

Subordination	(1,170,800)	1,170,800	—	—

Assets contributed	122,400	—	—	122,400

Distributions to partners	(2,873,600)	(7,270,900)	—	(10,144,500)

Balance at September 30, 2011	$13,902,500	$24,208,400	$1,660,300	$39,771,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,773,500	$(222,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	3,361,400	9,530,400
Non-cash loss on hedge instruments	1,536,500	1,486,400
Accretion of asset retirement obligation	300,800	204,100
Decrease in accounts receivable-affiliate	867,500	986,500
Decrease in accrued liabilities	(106,100)	(160,500)
Asset retirement obligation settled	(29,300)	—

Net cash provided by operating activities	8,704,300	11,824,800

Cash flows from investing activities:
Proceeds from sale of well	86,200	—

Net cash provided by investing activities	86,200	—

Cash flows from financing activities:
Distributions to partners	(8,861,500)	(13,670,100)

Net cash used in financing activities	(8,861,500)	(13,670,100)

Net decrease in cash and cash equivalents	(71,000)	(1,845,300)
Cash and cash equivalents at beginning of period	1,064,700	1,845,500

Cash and cash equivalents at end of period	$993,700	$200

Supplemental Schedule of non-cash investing and financing activities:

Assets (returned to) contributed by managing general partner:
Tangible equipment	$(12,500)	$216,600
Intangible drilling costs	134,900	460,200

	$122,400	$676,800

Distribution to managing general partner	$1,283,000	$—

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas Resources Public 17-2008 (B) L.P. (the “Partnership”) is a Delaware limited partnership and formed on May 7, 2007 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities (the “Transferred Business”).
Atlas Energy recently announced that it intends to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of ATLS’ current natural gas and oil development and production assets and the partnership management business.
Atlas Resources’ focus is on the development and/or production of natural gas and oil in the Appalachian, Michigan, Indiana, and/or Colorado basin regions of the United States of America. Atlas Resources is also a leading sponsor of and manages tax-advantaged direct investment partnerships, in which it co-invests to finance the exploitation and development of its acreage. Atlas Energy Resource Services, Inc. provides Atlas Resources with the personnel necessary to manage its assets and raise capital.
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010, is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the amended Form 10-K/A. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on the amended Form 10-K/A for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
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
September 30, 2011
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
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. As of September 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
Oil and Gas Properties
Oil and gas properties are stated at cost. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil is converted to gas equivalent basis (“Mcfe”) at the rate of one barrel equals six Mcf.
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. As a result of retirements, the Partnership reclassified $3,551,700 from oil and gas properties to accumulated depletion for the nine months ended September 30, 2011.

	September 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$5,310,200	$5,355,400
Wells and related equipment	300,784,100	304,168,200

	306,094,300	309,523,600

Accumulated depletion	(266,250,500)	(266,354,600)

	$39,843,800	$43,169,000

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and nine months ended September 30, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $82,311,200, net of an offsetting gain in accumulated other comprehensive income of $2,737,000.
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
September 30, 2011
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2011 and December 31, 2010 of $1,909,000 and $2,616,100, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Issued Accounting Standards
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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Asset retirement obligation at beginning of period	$6,882,300	$4,672,100	$6,683,100	$4,536,000
Accretion expense	100,300	68,000	300,800	204,100
Asset retirement obligation settled	(28,000)	—	(29,300)	—

Asset retirement obligation at end of period	$6,954,600	$4,740,100	$6,954,600	$4,740,100

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, historically used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or paid a fixed price and received or remitted a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
Historically, the MGP has entered into natural gas and crude oil future option contracts and collar contracts on behalf of the Partnership to achieve more predictable cash flows by hedging its exposure to changes in natural gas and oil prices. At any point in time, such contracts included regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate (“WTI”) index. These contracts qualified and were designated as cash flow hedges and recorded at their fair values.
The MGP formally documented all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This included matching the commodity derivative contracts to the forecasted transactions. The MGP assessed, both at the inception of the derivative and on an ongoing basis, whether the derivative was effective in offsetting changes in the forecasted cash flow of the hedged item. If it determined that a derivative was not effective as a hedge or that it had ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP discontinued hedge accounting for the derivative and subsequent changes in the derivative fair value, which was determined by the MGP through the utilization of market data, were recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognized the effective portion of changes in fair value in partners’ capital as accumulated other comprehensive income and reclassified the portion relating to commodity derivatives to gas and oil production revenues for the Partnership’s derivatives within the Partnership’s statements of operations as the underlying transactions were settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognized changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occurred.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its drilling partnerships. At September 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $1,825,800 in accounts receivable-affiliate and $1,389,400 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $1,660,300 as of September 30, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments included in accumulated other comprehensive income were $930,000 and $624,900 for the year ended December 31, 2010 and prior periods, respectively. The MGP’s portion of the unrealized gains was written-off as part of the terms related to the acquisition of the Transferred Business. For the nine months ended September 30, 2011, the Partnership reclassified $1,283,000 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a non-cash distribution to the MGP. As such, $1,283,000 was recorded as a non-cash distribution to partners on the statement of changes in partners’ capital. During the nine months ended September 30, 2011, $1,534,700 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $1,660,300 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $911,400 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $748,900 in later periods.
The following tables summarize the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three and nine months ended September 30, 2011 and 2010:
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

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statements of Operations:

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Derivative in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivatives
	Commodity Contracts	$—	$3,814,300	$342,500	$9,292,200

		Three Months Ended		Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from OCI into Net Income
	Gas and Oil Revenue	$414,900	$915,400	$1,688,100	$3,190,400

NOTE 5 — COMPREHENSIVE INCOME
Comprehensive income includes net income (loss) and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America have not been recognized in the calculation of net income (loss). These changes, other than net income (loss) are referred to as “other comprehensive income (loss)” and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” The following table sets forth the calculation of the Partnership’s comprehensive income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$858,600	$(389,000)	$2,773,500	$(222,100)
Other comprehensive income (loss):
Unrealized holding gain on hedging contracts	—	3,814,300	342,500	9,292,200
MGP portion of non-cash loss on hedge instruments	—	—	1,283,000	—
Difference in estimated monetized gains receivable	112,300	—	547,300	—
Less: reclassification adjustment for gains realized in net income	(414,900)	(915,400)	(1,688,100)	(3,190,400)

Total other comprehensive income (loss)	(302,600)	2,898,900	484,700	6,101,800

Comprehensive income	$556,000	$2,509,900	$3,258,200	$5,879,700

ATLAS RESOURCES PUBLIC 17-2008 (B) L P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2011 were $93,300 and $281,400, respectively. Administrative costs incurred for the three and nine months ended September 30, 2010 were $97,800 and $292,700, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $392 per well per month in 2011 and 2010 for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2011 were $487,400 and $1,470,500, respectively. Supervision fees incurred for the three and nine months ended September 30, 2010 were $641,900 and $1,621,800, respectively.

ATLAS RESOURCES PUBLIC 17-2008 (B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2011
(Unaudited)
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three and nine months ended September 30, 2011 were $432,300 and $1,467,000, respectively. Transportation fees incurred for the three and nine months ended September 30, 2010 were $428,100 and $1,954,100, respectively.

•
Net assets contributed from the MGP which are disclosed on the Partnership’s statements of cash flows as a non-cash activity for the nine months ended September 30, 2011 and 2010 were $122,400 and $676,800, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (February 2009). The MGP subordinated $1,170,800 and $1,744,800 of its net production revenue to the limited partners for the nine months ended September 30, 2011 and 2010, respectively.
NOTE 8 — SUBSEQUENT EVENTS
Management has considered for disclosure any material subsequent events through the date the financial statements were issued.
Formation of Atlas Resource Partners, L.P. On October 17, 2011, Atlas Energy announced that its board of directors has approved a plan to create a newly formed exploration and production master limited partnership named Atlas Resource Partners, L.P. (“Atlas Resource Partners”), which will hold substantially all of Atlas Energy’s current natural gas and oil development, and production assets and the partnership management business, including the MGP. Upon consummation of the transaction, Atlas Energy will retain a 78.4% limited partner interest in Atlas Resource Partners and intends to distribute a 19.6% limited partner interest in Atlas Resource Partners to Atlas Energy unit holders. Atlas Energy will also own the newly created general partner of Atlas Resource Partners, which will own a 2% general partner interest and all of the incentive distribution rights in the newly formed partnership. Completion of the transaction is subject to a number of conditions, including final approval by the Atlas Energy’s board of directors, as well as the effectiveness of a Form 10 registration statement that Atlas Resource Partners filed with the SEC on October 17, 2011. The transaction is expected to close in the first quarter of 2012. The MGP anticipates that this transaction will have no impact on the Partnership’s operations.

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
Overview
The following discussion provides information to assist in understanding our financial condition and results of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner (“MGP”), as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.
The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of September 30, 2011, our MGP had not withheld any funds for this purpose. Our MGP intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
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

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Production revenues (in thousands):
Gas	$3,041	$4,045	$9,885	$14,921
Oil	246	175	744	725
Liquid	3	9	18	28

Total	$3,290	$4,229	$10,647	$15,674

Production volumes:
Gas (mcf/day) (1)	6,556	7,375	7,215	8,929
Oil (bbls/day) (1)	33	31	31	41
Liquid (bbl/day) (1)	1	2	1	2

Total (mcfe/day) (1)	6,760	7,573	7,407	9,187

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.58	$6.66	$5.80	$6.70
Oil (per bbl) (1) (4)	$82.09	$71.12	$87.92	$72.54
Liquid (per bbl) (1)	$67.74	$42.07	$57.78	$45.88

Average production costs:
As a percent of revenues	35%	42%	36%	37%
Per mcfe (1)	$1.87	$2.55	$1.90	$2.31

Depletion per mcfe	$1.68	$3.81	$1.66	$3.81

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

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $323,500 and $476,400 for the three months ended September 30, 2011 and 2010, respectively. Previously recognized derivative gains were $1,533,900 and $1,406,800 for the nine months ended September 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $100 and $28,400 for the three months ended September 30, 2011 and 2010, respectively. Previously recognized derivative gains were $2,500 and $79,600 for the nine months ended September 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $3,041,200 and $4,045,100 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $1,003,900 (25%). The $1,003,900 decrease in natural gas revenues for the three months ended September 30, 2011 as compared to the prior year period was attributable to a $554,700 decrease in our natural gas sales prices after the effect of financial hedges, which are driven by market conditions and a $449,200 decrease in production volumes. Our production volumes decreased to 6,556 mcf per day for the three months ended September 30, 2011 from 7,375 mcf per day for the three months ended September 30, 2010, a decrease of 819 mcf per day (11%). The overall decrease in natural gas production volumes for the three months ended September 30, 2011 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $9,884,900 and $14,921,400 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $5,036,500 (34%). The $5,036,500 decrease in natural gas revenues for the nine months ended September 30, 2011 as compared to the prior year similar period was attributable to a $2,863,100 decrease in production volumes and a $2,173,400 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes decreased to 7,215 mcf per day for the nine months ended September 30, 2011 from 8,929 mcf per day for the nine months ended September 30, 2010, a decrease of 1,714 mcf per day (19%). The decrease in natural gas production volumes for the nine months ended September 30, 2011 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $245,700 and $175,200 for the three months ended September 30, 2011 and 2010, respectively, an increase of $70,500 (40%). The $70,500 increase in oil revenues for the three months ended September 30, 2011 as compared to the prior year similar period was attributable to a $62,500 increase in oil prices after the effect of financial hedges and an $8,000 increase in production volumes. Our production volumes increased to 33 bbls per day for the three months ended September 30, 2011 from 31 bbls per day for the three months ended September 30, 2010, an increase of 2 bbls per day (6%).
Our oil revenues were $744,200 and $725,100 for the nine months ended September 30, 2011 and 2010, respectively, an increase of $19,100 (3%). The $19,100 increase in oil revenues for the nine months ended September 30, 2011 as compared to the prior year similar period was attributable to a $189,100 increase in oil prices after the effect of financial hedges, partially offset by a $170,000 decrease in production volumes. Our production volumes decreased to 31 bbls per day for the nine months ended September 30, 2011 from 41 bbls per day for the nine months ended September 30, 2010, a decrease of 10 bbl per day (24%).
Natural Gas Liquids Revenue. The majority of our wells produce “dry gas,” which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas,” which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquid revenues were $2,600 and $9,400 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $6,800 (72%). Our production volumes decreased to 1 bbl per day for the three months ended September 30, 2011 from 2 bbls per day for the three months ended September 30, 2010, a decrease of 1 bbl per day (50%).
Our natural gas liquids revenues were $18,200 and $28,000 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $9,800 (35%). The $9,800 decrease in natural gas liquids revenues for the nine months ended September 30, 2011 as compared to the prior year similar period was attributable to a $13,500 decrease in production volumes, partially offset by a $3,700 increase in our natural gas liquid prices, which were driven by market conditions. Our production volumes decreased to 1 bbl per day for the nine months ended September 30, 2011 from 2 bbls per day for the nine months ended September 30, 2010, a decrease of 1 bbl per day (50%).
Costs and Expenses. Production expenses were $1,162,600 and $1,779,900 for the three months ended September 30, 2011 and 2010, respectively, a decrease of $617,300 (35%). Production expenses were $3,846,400 and $5,773,900 for the nine months ended September 30, 2011 and 2010, respectively, a decrease of $1,927,500 (33%). These decreases were primarily attributable to a decrease in transportation fees resulting from the decrease in production volumes and a decrease in water hauling costs resulting from a decline in negotiated disposal rates.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 32% and 63% in the three months ended September 30, 2011 and 2010, respectively; and 32% and 61% for the nine months ended September 30, 2011 and 2010, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $122,100 and $112,500, respectively, an increase of $9,600 (9%). For the nine months ended September 30, 2011 and 2010, these expenses were $365,800 and $389,300, respectively, a decrease of $23,500 (6%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP, and vary from year to year due to the timing and billing of the costs and services provided to us.
Liquidity and Capital Resources
Cash provided by operating activities decreased $3,120,500 in the nine months ended September 30, 2011 to $8,704,300 as compared to $11,824,800 for the nine months ended September 30, 2010. This decrease was due to a decrease in net earnings before depletion and accretion of $3,076,700 and a decrease in the change in accounts receivable affiliate that decreased operating cash flows by $119,000, partially offset by an increase in the change in a a net non-cash loss on hedge instruments of $50,100, and an increase in the change in accrued liabilities of $54,400 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
Cash provided by investing activities was $86,200 for the nine months ended September 30, 2011 resulting from proceeds received for the sale of an entire well and tangible equipment.
Cash used in financing activities decreased $4,808,600 for the nine months ended September 30, 2011 to $8,861,500 from $13,670,100 for the nine months ended September 30, 2010. This decrease was due to a decrease in cash distributions.
Our MGP may withhold funds for future plugging and abandonment costs. Through September 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
The Partnership is generally limited to the amount of funds generated by the cash flows from our operations, which we believe is adequate to fund future operations and distributions to our partners. Historically, there has been no need to borrow funds from our MGP to fund operations.
Subordination by Managing General Partner
Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the limited partners (February 2009). The MGP subordinated $1,170,800 and $1,744,800 of its net production revenue to the limited partners for the nine months ended September 30, 2011 and 2010, respectively.
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
Under the supervision of our MGP Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Atlas Resources Public 17-2008 (B) L.P.

ATLAS RESOURCES, LLC, Managing General Partner

Date: November 10, 2011	By:	/s/ FREDDIE M. KOTEK Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
In accordance with the Exchange Act, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2011	By:	/s/ SEAN P. MCGRATH Sean P. McGrath, Chief Financial Officer