Form 10-Q
period 2012-06-30
Atlas Resources Public #17-2008 (B) L.P.
filed 2012-08-14
CIK 1399541

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-53507

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

(Name of small business issuer in its charter)

Delaware	26-1466056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Place Corporate Center One 1000 Commerce Drive, 4th Floor Pittsburgh, PA	15275
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code: (412)-489-0006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

(A DELAWARE LIMITED PARTNERSHIP)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

BALANCE SHEETS

	June 30, 2012	December31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,700	$501,700
Accounts receivable trade-affiliate	1,359,900	2,097,000
Accounts receivable monetized gains-affiliate	877,500	1,205,700
Short-term hedge receivable	31,700	—

Total current assets	2,544,800	3,804,400
Oil and gas properties, net	37,128,000	39,079,900
Long-term receivable monetized gains-affiliate	248,900	788,900
Long-term hedge receivable	167,200	—

	$40,088,900	$43,673,200

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$60,200	$108,600

Total current liabilities	60,200	108,600
Asset retirement obligation	7,574,300	7,386,900
Partners’ capital:
Managing general partner	12,483,300	13,101,500
Limited partners (23,644.10 units)	19,494,000	22,364,200
Accumulated other comprehensive income	477,100	712,000

Total partners’ capital	32,454,400	36,177,700

	$40,088,900	$43,673,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Natural gas, oil and liquid gas	$1,436,000	$4,084,600	$3,592,000	$7,357,800
Interest income	—	200	100	400

Total revenues	1,436,000	4,084,800	3,592,100	7,358,200
COSTS AND EXPENSES
Production	875,500	1,400,400	1,994,600	2,683,800
Depletion	952,400	1,276,500	1,960,900	2,315,300
Accretion of asset retirement obligation	94,100	100,300	188,200	200,500
General and administrative	110,200	117,100	229,300	243,700

Total costs and expenses	2,032,200	2,894,300	4,373,000	5,443,300

Net (loss) income	$(596,200)	$1,190,500	$(780,900)	$1,914,900

Allocation of net (loss) income:
Managing general partner	$(67,100)	$335,000	$(41,300)	$662,800

Limited partners	$(529,100)	$855,500	$(739,600)	$1,252,100

Net (loss) income per limited partnership unit	$(22)	$36	$(31)	$53

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(596,200)	$1,190,500	$(780,900)	$1,914,900
Other comprehensive (loss) income:
Unrealized holding (loss) gain on hedging contracts	(16,900)	—	(16,900)	342,500
MGP portion of non-cash loss on hedge instruments	—	—	—	1,283,000
Difference in estimated monetized gains receivable	35,700	262,400	209,500	435,000
Less: reclassification adjustment for gains realized in net (loss) income	(122,100)	(502,900)	(427,500)	(1,273,200)

Total other comprehensive (loss) income	(103,300)	(240,500)	(234,900)	787,300

Comprehensive (loss) income	$(699,500)	$950,000	$(1,015,800)	$2,702,200

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2012

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$13,101,500	$22,364,200	$712,000	$36,177,700
Participation in revenues and expenses:
Net production revenues	499,200	1,098,200	—	1,597,400
Interest income	—	100	—	100
Depletion	(393,800)	(1,567,100)	—	(1,960,900)
Accretion of asset retirement obligation	(66,100)	(122,100)	—	(188,200)
General and administrative expenses	(80,600)	(148,700)	—	(229,300)

Net loss	(41,300)	(739,600)	—	(780,900)
Other comprehensive loss	—	—	(234,900)	(234,900)
Subordination	(296,900)	296,900	—	—
Distributions to partners	(280,000)	(2,427,500)	—	(2,707,500)

Balance at June 30, 2012	$12,483,300	$19,494,000	$477,100	$32,454,400

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(780,900)	$1,914,900
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion	1,960,900	2,315,300
Non-cash loss on hedge instruments	434,400	1,212,900
Accretion of asset retirement obligation	188,200	200,500
Decrease in accounts receivable trade-affiliate	737,100	330,000
Decrease in accrued liabilities	(48,400)	(61,000)
Asset retirement obligation settled	(800)	(1,300)

Net cash provided by operating activities	2,490,500	5,911,300
Cash flows from investing activities:
Proceeds from sale of well	—	60,000
Proceeds from sale of tangible equipment	8,500	—
Purchase of tangible equipment	(17,500)	—

Net cash (used in) provided by investing activities	(9,000)	60,000
Cash flows from financing activities:
Distributions to partners	(2,707,500)	(6,116,900)

Net cash used in financing activities	(2,707,500)	(6,116,900)

Net decrease in cash and cash equivalents	(226,000)	(145,600)
Cash and cash equivalents at beginning of period	501,700	1,064,700

Cash and cash equivalents at end of period	$275,700	$919,100

Supplemental Schedule of non-cash investing and financing activities:
Assets contributed by (returned to) managing general partner:
Tangible equipment	$—	$(15,700)
Intangible drilling costs	—	34,700

	$—	$19,000

Distribution to Managing General Partner	$—	$1,283,000

See accompanying notes to financial statements.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

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

We have drilled and currently operate wells located in Pennsylvania, Tennessee, and Ohio. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

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

The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2011 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2012 may not necessarily be indicative of the results of operations for the year ended December 31, 2012.

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

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2012 and 2011 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2012 and December 31, 2011, the Partnership’s MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

Oil and Gas Properties

Oil and gas properties are stated at cost. Maintenance and repairs which generally do not extend the useful life of an asset for two years or more through the replacement of critical components are expensed as incurred. Major renewals and improvements which generally extend the useful life of an asset for two years or more through the replacement of critical components are capitalized.

The Partnership follows the successful efforts method of accounting for oil and gas producing activities. Oil and natural gas liquids (“NGLS”) are converted to gas equivalent basis (“mcfe”) at the rate of one barrel to six mcf of natural gas.

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $1,960,900 and $2,315,300 for the six months ended June 30, 2012 and 2011, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.

The following is a summary of oil and gas properties at the dates indicated:

	June 30, 2012	December 31, 2011
Proved properties:
Leasehold interests	$5,310,200	$5,310,200
Wells and related equipment	301,134,100	301,122,100

	306,444,300	306,432,300
Accumulated depletion and impairment	(269,316,300)	(267,352,400)

Oil and gas properties, net	$37,128,000	$39,079,900

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There was no impairment charge recognized during the three and six months ended June 30, 2012 and the year ended December 31, 2011.

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

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2012 and December 31, 2011 of $953,400 and $1,599,700, respectively, which are included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

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

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership recognizes an estimated liability for the plugging and abandonment of its oil and gas wells and related facilities. The Partnership also recognizes a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in cost estimates or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The associated asset retirement costs from revisions are capitalized as part of the carrying amount of the long-lived asset. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Asset retirement obligation at beginning of period	$7,480,300	$6,783,300	$7,386,900	$6,683,100
Accretion expense	94,100	100,300	188,200	200,500
Asset retirement obligation settled	(100)	(1,300)	(800)	(1,300)

Asset retirement obligation at end of period	$7,574,300	$6,882,300	$7,574,300	$6,882,300

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS

Outstanding Contracts

The MGP, on behalf of the Partnership, uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge forecasted natural gas, NGL’s, crude oil and condensate sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas, NGLs, crude oil and condensate are sold. Under commodity-based swap agreements, the MGP receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not the obligation, to receive or pay a fixed price and receive or remit a floating price based on certain indices for the relevant contract period, if the floating price is lower than the fixed price. The put option instrument sets a floor price for commodity sales being hedged. Costless collars are a combination of a purchased put option and a sold call option, in which the premiums net to zero. The costless collar eliminates the initial cost of the purchased put, but places a ceiling price for commodity sales being hedged.

The MGP formally documents all relationships between hedging instruments and the items being hedged, including its risk management objective and strategy for undertaking the hedging transactions. This includes matching the commodity derivative contracts to the forecasted transactions. The MGP assesses, both at the inception of the derivative and on an ongoing basis, whether the derivative was effective in offsetting changes in the forecasted cash flow of the hedged item. If the MGP determines that a derivative is not effective as a hedge or that it had ceased to be an effective hedge due to the loss of adequate correlation between the hedging instrument and the underlying item being hedged, the MGP will discontinue hedge accounting for the derivative and subsequent changes in the derivative fair value, which was determined by management of the MGP through the utilization of market data, will be recognized immediately within gain (loss) on mark-to-market derivatives in the Partnership’s statements of operations. For derivatives qualifying as hedges, the Partnership recognizes the effective portion of changes in fair value of derivative instruments as accumulated other comprehensive income and reclassifies the portion relating to the Partnership’s commodity derivatives to gas and oil production revenues within the Partnership’s statements of operations as the underlying transactions are settled. For non-qualifying derivatives and for the ineffective portion of qualifying derivatives, the Partnership recognized changes in fair value within gain (loss) on mark-to-market derivatives in its statements of operations as they occur.

At June 30, 2012, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Strike	Fair Value Asset (2)
	(mmbtu) (1)	(per mmbtu) (1)
2012	68,100	$2.80	$11,800
2013	102,200	3.45	40,900
2014	85,200	3.80	44,100
2015	68,100	4.00	46,300
2016	68,100	4.15	55,800

			$198,900

(1)	“Mmbtu” represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

The following tables summarize the fair value of the Partnership’s derivative instruments as of June 30, 2012, as well as the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2012 and 2011:

Fair Value of Derivative Instruments:

		Fair Value
Derivatives in Cash Flow Hedging Relationships	Balance Sheet Location	June 30, 2012
Derivative Commodity Contracts	Current Assets	$31,700
	Long-Term Assets	167,200

	Current liabilities	—
	Long-term liabilities	—

	Total	$198,900

Effects of Derivative Instruments on Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Loss) Gain recognized in accumulated OCI	$(16,900)	$—	$(16,900)	$342,500

Gain reclassified from accumulated OCI into income	$122,100	$502,900	$427,500	$1,273,200

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

The Partnership recognized a gain of $1,073,500 for the six months ended June 30, 2011 on settled contracts covering natural gas and oil production for historical periods prior to the acquisition of the Transferred Business. These gains are included within gas and oil production revenue in the Partnership’s statements of operations. As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the six months ended June 30, 2011 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

Monetized Gains

Prior to the sale on February 17, 2011 of the Transferred Business, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds related to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its drilling partnerships. In addition, a portion of the monetized proceeds was used to fund the premiums paid in connection with the purchase of the June 2012 put options. As of June 30, 2012 and December 31, 2011, the Partnership recorded a receivable from the monetized derivative instruments of $921,800 and $1,205,700 in accounts receivable monetized gains-affiliate, respectively, and $420,400 and $788,900 in long-term receivable monetized gains-affiliate, respectively, with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ term.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and at June 30, 2012, the put premiums were recorded as short-term and long-term payables to affiliate of $44,300 and $171,500, respectively. Furthermore, the put premium liabilities were included in accounts receivable monetized gains-affiliate and long-term receivable monetized gains-affiliate, respectively, in the Partnership’s balance sheets. The put premiums will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

The following table summarizes the gross fair values of the Partnership’s receivable and payable affiliate balances, presenting the impact of offsetting the related party assets and liabilities on the Partnership’s balance sheets for the periods indicated:

Offsetting Derivative Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
As of June 30, 2012
Accounts receivable monetized gains-affiliate	$921,800	$(44,300)	$877,500
Long-term accounts receivable monetized gains-affiliate	420,400	(171,500)	248,900

Total	$1,342,200	$(215,800)	$1,126,400

As of December 31, 2011
Accounts receivable monetized gains-affiliate	$1,205,700	$—	$1,205,700
Long-term accounts receivable monetized gains-affiliate	788,900	—	788,900

Total	$1,994,600	$—	$1,994,600

Offsetting Derivative Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
As of June 30, 2012
Put premiums payable-affiliate	$(44,300)	$44,300	$—
Long-term put premiums payable-affiliate	(171,500)	171,500	—

Total	$(215,800)	$215,800	$—

As of December 31, 2011
Put premiums payable-affiliate	$—	$—	$—
Long-term put premiums payable-affiliate	—	—	—

Total	$—	$—	$—

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 4 – DERIVATIVE INSTRUMENTS (Continued)

Accumulated Other Comprehensive (Loss) Income

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheet in accumulated other comprehensive income of $477,100 as of June 30, 2012. For the prior periods, unrealized gains of $848,300 net of the MGP interest, were recognized into income as a result of oil and gas property impairments. In 2011, the MGP’s portion of the unrealized gains, $1,283,000, was written-off as part of the terms of the acquisition of the Transferred Business as a non-cash distribution to the MGP. During the current year, $175,900 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $477,100 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $292,900 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $184,200 in later periods.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership has established a hierarchy to measure its financial instruments at fair value which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

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

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2012 and 2011.

ATLAS RESOURCES PUBLIC #17-2008 (B) L.P.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

NOTE 6 - CERTAIN RELATIONSHIP’S AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership Agreement:

•

Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2012 were $90,300 and $181,900, respectively. Administrative costs incurred for the three and six months ended June 30, 2011 were $93,600 and $188,100, respectively.

•

Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations, are payable at $392 per well per month in 2012 and 2011 for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2012 were $472,100 and $950,600, respectively. Supervision fees incurred for the three and six months ended June 30, 2011 were $489,400 and $983,100, respectively.

•

Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three and six months ended June 30, 2012 were $193,800 and $458,700, respectively. Transportation fees incurred for the three and six months ended June 30, 2011 were $550,500 and $1,034,700, respectively.

•	Assets contributed from the MGP, which are disclosed on the Partnership’s statements of cash flows, as a non-cash activity for the six months ended June 30, 2011 were $19,000.

•

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP.

Subordination by Managing General Partner

Under the terms of the Partnership Agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues so that the limited partners receive a return of at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the limited partners (February 2009) and expiring 60 months from that date. The MGP subordinated $296,900 of its net production revenue to the limited partners for the six months ended June 30, 2012. Including the working interest adjustment completed in 2011, the MGP has subordinated a total $4,002,400 of its net production revenue to the limited partners.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

General

Atlas Resources Public #17-2008 (B) L.P. (the “Partnership”) is a Delaware limited partnership, formed on May 7, 2007 with Atlas Resources, LLC serving as its Managing General Partner and Operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Resource Partners, L.P. (“ARP”) (NYSE: ARP).

We have drilled and currently operate wells located in Pennsylvania, Tennessee, and Ohio. We have no employees and rely on our MGP for management, which in turn, relies on its parent company, Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Production revenues (in thousands):
Gas	$1,261	$3,809	$3,079	$6,844
Oil	157	267	477	498
Liquid	18	9	36	16

Total	$1,436	$4,085	$3,592	$7,358
Production volumes:
Gas (mcf/day) (1)	5,758	8,352	5,863	7,550
Oil (bbls/day) (1)	21	32	29	30
Liquid (bbl/day) (1)	3	2	3	2

Total (mcfe/day) (1)	5,902	8,556	6,055	7,742
Average sales prices: (2)
Gas (per mcf) (1) (3)	$2.86	$5.65	$3.29	$5.89
Oil (per bbl) (1) (4)	$84.08	$91.79	$90.39	$91.09
Liquid (per bbl) (1)	$60.32	$59.09	$61.52	$56.36
Average production costs:
As a percent of revenues	61%	34%	56%	36%
Per mcfe (1)	$1.63	$1.80	$1.81	$1.92
Depletion per mcfe	$1.77	$1.64	$1.78	$1.65

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)	Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $238,900 and $486,200 for the three months ended June 30, 2012 and 2011, respectively. Previously recognized derivative gains were $434,200 and $1,210,500 for the six months ended June 30, 2012 and 2011, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.
(4)	Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $100 and $300 for the three months ended June 30, 2012 and 2011, respectively. Previously recognized derivative gains were $200 and $2,400 for the six months ended June 30, 2012 and 2011, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $1,260,900 and $3,808,800 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $2,547,900 (67%). The $2,547,900 decrease in natural gas revenues for the three months ended June 30, 2012 as compared to the prior year similar period was attributable to a $1,365,200 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions and a $1,182,700 decrease in production volumes. Our production volumes decreased to 5,758 mcf per day for the three months ended June 30, 2012 from 8,352 mcf per day for the three months ended June 30, 2011, a decrease of 2,594 mcf per day (31%). The overall decrease in natural gas production volumes for the three months ended June 30, 2012 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,079,500 and $6,843,800 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $3,764,300 (55%). The $3,764,300 decrease in natural gas revenues for the six months ended June 30, 2012 as compared to the prior year similar period was attributable to a $2,264,600 decrease in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions and a $1,499,700 decrease in our production volumes. Our production volumes decreased to 5,863 mcf per day for the six months ended June 30, 2012 from 7,550 mcf per day for the six months ended June 30, 2011, a decrease of 1,687 mcf per day (22%). The overall decrease in natural gas production volumes for the six months ended June 30, 2012 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $157,000 and $267,200 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $110,200 (41%). The $110,200 decrease in oil revenues for the three months ended June 30, 2012 as compared to the prior year similar period was attributable to a $95,900 decrease in production volumes and a $14,300 decrease in oil prices after the effect of financial hedges. Our production volumes decreased to 21 bbls per day for the three months ended June 30, 2012 from 32 bbls per day for the three months ended June 30, 2011, a decrease of 11 bbls per day (34%).

Our oil revenues were $476,600 and $498,500 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $21,900 (4%). The $21,900 decrease in oil revenues for the six months ended June 30, 2012 as compared to the prior year similar period was attributable to a $20,300 decrease in production volumes and a $1,600 decrease in oil prices after the effect of financial hedges. Our production volumes decreased to 29 bbls per day for the six months ended June 30, 2012 from 30 bbls per day for the six months ended June 30, 2011, a decrease of 1bbl per day (3%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $18,100 and $8,600 for the three months ended June 30, 2012 and 2011, respectively, an increase of $9,500 (110%). The $9,500 increase in liquid revenues for the three months ended June 30, 2012 as compared to the prior year similar period was attributed to a $9,100 increase in production volumes and a $400 increase in liquid prices, which was driven by market conditions. Our production volumes increased to 3 bbls per day for the three months ended June 30, 2012 from 2 bbls per day for the three months ended June 30, 2011 an increase of 1 bbl per day (50%).

Our natural gas liquids revenues were $35,900 and $15,500 for the six months ended June 30, 2012 and 2011, respectively, an increase of $20,400 (132%). The $20,400 increase in natural gas liquids revenues for the six months ended June 30, 2012 as compared to the prior year similar period was attributable to a $17,400 increase in production volumes and a $3,000 increase in our natural gas liquid prices, which was driven by market conditions. Our production volumes increased to 3 bbls per day for the six months ended June 30, 2012 from 2 bbls per day for the six months ended June 30, 2011 an increase of 1 bbl per day (50%).

Costs and Expenses. Production expenses were $875,500 and $1,400,400 for the three months ended June 30, 2012 and 2011, respectively, a decrease of $524,900 (37%). Production expenses were $1,994,600 and $2,683,800 for the six months ended June 30, 2012 and 2011, respectively, a decrease of $689,200 (26%). The decrease for the three and six months ended June 30, 2012 was mostly due to lower transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 66% and 31% for the three months ended June 30, 2012 and 2011, respectively; and 55% and 31% for the six months ended June 30, 2012 and 2011, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $110,200 and $117,100, respectively, a decrease of $6,900 (6%). For the six months ended June 30, 2012 and 2011 these expenses were $229,300 and $243,700, respectively, a decrease of $14,400 (6%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decrease for the three and six months ended June 30, 2012 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $3,420,800 in the six months ended June 30, 2012 to $2,490,500 as compared to $5,911,300 for the six months ended June 30, 2011. This decrease was due to a decrease in net (loss) income before depletion and accretion of $3,062,500 and a decrease of a net non-cash loss on hedge instruments of $778,500. In addition, the change in accrued liabilities of $12,600 and the change in accounts receivable trade-affiliate of $407,100 both increased operating cash flows for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net cash used in investing activities was $9,000 for the six months ended June 30, 2012, resulting from the net proceeds received from the sale and purchase of tangible equipment. Net cash provided by investing activities was $60,000 for the six months ended June 30, 2011 resulting from proceeds received for the sale of an entire well.

Cash used in financing activities decreased $3,409,400 during the six months ended June 30, 2012 to $2,707,500 from $6,116,900 for the six months ended June 30, 2011. This decrease was due to a decrease in cash distributions.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #17-2008 (B) L.P. (1)

31.1	Certification Pursuant to Rule 13a-14/15(d)-14

31.2	Certification Pursuant to Rule 13a-14/15(d)-14

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101	Interactive Data File

(1)	Filed on June 27, 2007 in the Form S-1 Registration Statement dated June 27, 2007, File No. 000-53507

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Resources Public #17-2008 (B) L.P.

ATLAS RESOURCES, LLC, MANAGING GENERAL PARTNER

Date: August 14, 2012	By:/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2012	By: /s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer